Form 10-K
period 2003-12-25
HOME EQUITY PASS-THROUGH CERTIFICATES SERIES 2003-8
filed 2004-03-30
CIK 1274434

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2003

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-107055-15

Credit Suisse First Boston Mortgage Securities Corp
(Exact name of registrant as specified in its charter)

Delaware                          13-3320910
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

11 Madison Avenue, 4th floor
New York, NY                                             10010
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           212-325-2000

Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates Series HEAT 2003-8 (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes             X - No *
        * The closing date for the transaction was 12/23/2003

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
      Yes           X - No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters

      As of December 31, 2003, the Trust had Forty-nine (49) holders of record of the Notes, computed in accordance with Rule 12g5-1 under the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Information required by Item 304 of Reg. S-K.

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.

Item 14. Principal Accounting Fees and Services.

      Not applicable.


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
          2.  Not Applicable
          3.  Exhibits
              99.1 Annual Statement of Compliance
		(a) Ocwen Federal Bank FSB
		(b) Wells Fargo Home Mortgage Inc.
	      99.2 Report of Independent Accountants
                (a) Ocwen Federal Bank FSB
		(b) Wells Fargo Home Mortgage Inc.
	      99.3 Report of Management
		(a) Ocwen Federal Bank FSB
		(b) Wells Fargo Home Mortgage Inc.


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      None



      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Credit Suisse First Boston Mortgage Securities Corp.
Home Equity Asset Trust Mortgage Pass-Through Certificates Series HEAT 2003-8

      /s/  Andrew Kimura

      Name:  Andrew Kimura

      Title:  President

      Company:  Credit Suisse First Boston Mortgage Securities Corp.

      Date:  March 26, 2004



Sarbanes-Oxley Certification

I, Andrew Kimura, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Credit Suisse First Boston Mortgage Securities Corp
Home Equity Asset Trust Mortgage Pass-Through Certificates Series HEAT 2003-8

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank, National Association, as Trustee
Wells Fargo Home Mortgage Inc., as Servicer
Ocwen Federal Bank FSB, as Servicer



Date:               March 26, 2004

Signature:          /s/  Andrew Kimura

Company:            Credit Suisse First Boston Mortgage Securities Corp.

Title:              President


                    EXHIBIT INDEX

     Exhibit Number Description
               99.1 Annual Statement of Compliance
		   (a) Ocwen Federal Bank FSB
		   (b) Wells Fargo Home Mortgage Inc.
               99.2 Report of Independent Accountants
		   (a) Ocwen Federal Bank FSB
		   (b) Wells Fargo Home Mortgage Inc.
               99.3 Report of Management
		   (a) Ocwen Federal Bank FSB
		   (b) Wells Fargo Home Mortgage Inc.


       EXHIBIT 99.1 -- Servicer's Annual Statement of Compliance

(a)

Ocwen Federal Bank FSB
Compliance Certification Year Ended December 31, 2003
CSFB HEAT 2003-8

The undersigned Officer of Ocwen Federal Bank FSB (the "Servicer") confirms that (i)a review of the activities of the Servicer during the calendar year ending on December 31, 2003 and of the performance of the Servicer under the Pooling and Servicing Agreement for Home Equity Pass-Through Certificates 2003-8 dated as of December 1, 2003
(the "Servicing Agreement") has been made under his supervision.
Except as noted on the Management Assertation on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.


By:  /s/ Scott W. Anderson
     Scott W. Anderson, Senior Vice President 		Dated: March 12, 2004


(b)

Wells Fargo Home Mortgage

One Home Campus
Des Moines, IA 50328-0001
515-213-5469
515-213-7121 Fax
January 30, 2004

Re: 2003 Annual Certification

We hereby certify to the best of our knowledge and belief that for the calendar year of 2003:

1. All real estate taxes, bonds assessments and other lienable items have been paid.

2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement, or those of a normal prudent lender if not specified, and those premiums due have been paid.

4. We have made all property inspections as required.

5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.


Sincerely,
/s/ John B. Brown
John B. Brown
Vice President
Wells Fargo Home Mortgage Inc.


       EXHIBIT 99.2 -- Report of Independent Accountants


(a)

PricewaterhouseCoopers LLP
222 Lakeview Avenue,Suite 360
West Palm Beach, FL 33401
Telepholne (561) 832 0036
Facsimile (561) 805 8181



INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of Ocwen Federal Bank FSB

We have examined management's assertion. included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to reconciliations described in the third paragraph and the noncompliance related to interest on escrows described in the fifth paragraph. Ocwen Federal
Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage
Bankers Association of America's ("MBA's") Uniform
Single Attestation Program for Mortgage Bankers
("USAP") as of and for the year ended December
31,2003. Management is responsible for the Bank's compliance with those minimum servicing standards.
Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed nonclompiance with minimum servicing standards related to account reconciliations and interest on escrows, applicable to the Bank during the year ended December 31, 2003. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2003 is fairly stated, in all material respects.

By:  /s/ PricewaterhouseCoopers LLP
     PricewaterhouseCoopers LLP        Dated March 12, 2004







(b)

KPMG LLP
2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309

Independent Accountants' Report

The Board of Directors
Wells Fargo Home Mortgage, Inc.

We have examined management's assertion dated
February 25, 2004 that Wells Fargo Home Mortgage,
Inc. (the Company) complied with the minimum servicing standards set forth in the Mortgage
Bankers Association of America's Uniform Single
Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31,2003.
Management is responsible for the Company's compliance with those minimum servicing standards.
Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances.
We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended
December 31, 2003, is fairly stated, in all material respects.

/s/ KPMG LLP
Dated: February 25, 2004





       EXHIBIT 99.3 -- Report of Management

(a)

Ocwen

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 12, 2004

As of and for the year ended December 31, 2003, except as specifically noted below, Ocwen Federal
Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's")
Uniform Single Attestation Program for Mortgage Bankers
("USAP").

Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

Certain reconciling items which arose during the year ended December 31, 2003 were not specifically identified and/or were not cleared within 90 days of their original identification. Management has developed and implemented an action plan and continues to resolve outstanding reconciling items. An significant reconciling items have been isolated and reviewed by the Company, and the Company believes these items will not have a material impact on the status of any custodial accounts.

Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2003. The Bank has corrected the affected accounts by paying or crediting the appropriate interest on escrow. The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $5,000,000.

By:  /s/ Ronald M. Faris
     Ronald M. Faris,  President
     Dated: March 12, 2004


By:  /s/ Scott W. Anderson
     Scott W. Anderson, Senior Vice President
	                of Residential Assets
     Dated: March 12, 2004

By:  /s/ Brian J.LaForest
     Brian J.LaForest, Director of lnvestor Reporting
     Dated: March 12, 2004


(b)

Wells Fargo

Management Assertion


As of and for the year ended December 31, 2003, Wells Fargo Home Mortgage, Inc. has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers of America's Uniform
Single Attestation Program for Mortgage
Bankers. As of and for this same period, Wells Fargo Home Mortgage, Inc had in effect a fidelity bond along with an errors and omissions policy in the amounts of S100 million and $20 million, respectively


By: /s/ Pete Wissinger
    	Pete Wissinger
	Chief Executive Officer
	Dated: February 25th, 2004

By: /s/ Michael J Heid
	Michael J Heid
	Chief Financial Officer
	Dated: February 25th, 2004
        Executive Vice President

By: /s/ Michael LePore
	Michael LePore
	Executive Vice President
	Loan Servicing
	Dated: February 25th, 2004

By: /s/ Robert Caruso
	Robert Caruso
	Executive Vice President
	Servicing Operations
	Dated: February 25th, 2004